Form 10-K
period 2006-12-31
STRUC PROD CORP TIERS PRIN PRO MIN RET TR CER SER S&P 2003-7
filed 2007-03-29
CIK 1219370

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended:                   Commission File Number:
         December 31, 2006                                001-32066

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

TIERS Principal Protected           American Stock Exchange
Minimum Return Trust
Certificates, Series S&P 2003-7


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

                               Yes  X(1)        No___


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

______________________
(1) Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9, 1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

As of the date of this report, all of the common stock of the Registrant is held by Citigroup Global Markets Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                              Yes  __          No  X



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

Item 14.      Controls and Procedures

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

                                 Structured Products Corp., as depositor for the Trust (the "Registrant")




Dated:  March 28, 2007           By:      /s/ Gladys Zacchino
                                 ---------------------------------------------
                                 Name:    Gladys Zacchino
                                 Title:   Assistant Vice President and Finance
                                          Officer

                                                                    Exhibit 99.1


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


                                              By:       /s/ Gladys Zacchino
                                              --------------------------------
                                              Name:     Gladys Zacchino
                                              Title:    Assistant Vice President
                                                        and Finance Officer
                                              Date:     March 28, 2007

                                                                    Exhibit 99.2


                            ANNUAL COMPLIANCE REPORT

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee"), with respect to TIERS
Principal-Protected Minimum Return Asset Backed Certificates Trust Series S&P 2003-7, on whose behalf Structured Products Corp. has prepared this annual report on Form 10-K for the fiscal year ended December 31, 2006 (the "Annual Report"), certifies as follows:

1.    The Trustee is the trustee under the trust agreement.

2. Based on my knowledge, for the periods included in the year covered by the Annual Report, the Trustee has fulfilled its obligations, including any servicing obligations, under the trust agreement.



                                                            /s/ Marlene Fahey
                                                    ----------------------------
                                                    Name:   Marlene Fahey
                                                    Title:  Vice President
                                                    Date:   March 28, 2007

                                                                    Exhibit 99.3


                       Independent Accountant's Report


Structured Products Corp., as Depositor
388 Greenwich Street, 10th Floor
New York, New York 10013

U.S. Bank Trust National Association, as Trustee
Corporate Trust Department
100 Wall Street
New York, NY 10005

Re: TIERS Principal-Protected Minimum Return Asset Backed Certificates, Trust Series S&P 2003-7 (the "Trust")

Ladies and Gentlemen:

We have examined management's assertions that the Depositor and the Trustee have complied, in all material respects, with the provisions of the Base Trust Agreement dated as of September 26, 2002, as supplemented by the TIERS Asset Backed Supplement Series S&P 2003-7, dated as of March 28, 2003 (together, the "Trust Agreement"), during the period covered by the annual report on Form 10-K filed by the Depositor on behalf of the Trust for the year ended December 31, 2006 (the "Annual Report"). Management is responsible for compliance with the Trust Agreement. Our responsibility is to express an opinion on management's assertions based on our examination.

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

In our opinion, the Depositor and the Trustee have complied, in all material respects, with the Trust Agreement during the period covered by the Annual Report and management's assertions with respect to such compliance are fairly stated, in all material respects, for the year ended December 31, 2006.



/s/ Aston Bell, CPA

New York, New York
March 19, 2007

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

    99.3     Report of Aston Bell & Associates.